Form 10KSB
period 2002-12-31
SANDALWOOD LODGING INVESTMENT CORP
filed 2003-04-09
CIK 1174166

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-31462

SANDALWOOD LODGING INVESTMENT CORPORATION

(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	01-0690557 (I.R.S. Employer Identification Number)

11790 Glen Road Potomac, Maryland (Address of Principal Executive Offices)	20854 (Zip Code)

(800) 817-7263
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, $.10 par value	Name of Each Exchange on Which Registered Application filed with the American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None.
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were: $ 0

The aggregate market value of the issuer’s voting common stock held by non-affiliates of the issuer as of March 24, 2003 was $0, as the issuer’s common stock had not yet commenced trading. Without asserting that any director or executive officer of the issuer is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common stock as of March 24, 2003 was 1.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Registration Statement on Form S-11 filed on May 24, 2002 and amendments thereto are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIGNATURES	12

PART I

Note Regarding Forward Looking Statements

This annual report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our expectations reflected in the forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include general economic, business and market conditions, changes in federal and local laws and regulations and increased competitive pressures.

Item 1.             Description of Business

General

Sandalwood Lodging Investment Corporation (Sandalwood or the Company) is a Maryland corporation and was incorporated on May 6, 2002. Through its 99.999% membership interest in Sandalwood Lodging, LLC (SLLC) and through hotel property subsidiaries of SLLC, the Company intends to invest in a diverse portfolio of properties and financial assets, within the full-service segment of the lodging industry (Lodging Investments). Specifically, the Company intends to invest in Lodging Investments that include (i) investments in full-service hotels; (ii) whole mortgage loans secured by full-service hotels; and (iii) stock, debt and other securities (not to exceed 15% of Sandalwood’s net asset value) in companies or other entities that own full-service hotels. The Company will focus on Lodging Investments where the profitability and value is expected to grow at a rate in excess of the rate of inflation.

Sandalwood intends to qualify as a real estate investment trust (REIT) for federal income tax purposes. Sandalwood intends to lease its full-service hotel properties to taxable REIT subsidiaries of SLLC which will contract with third party hotel operators to manage the properties. Such subsidiaries have not yet been formed and it is Sandalwood’s intent to form one or more such subsidiaries at such time as it purchases full-service hotel properties. Sandalwood has entered into an advisory agreement (Advisory Agreement) with Sandalwood Hospitality Advisors, LLC (the Advisor) to provide advisory services.

On November 6, 2002, the Company’s Registration Statement on From S-11 covering a public offering of up to 10,000,000 common shares (exclusive of 1,000,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $20 per share was declared effective under the Securities Act of 1933. Subsequently, the Company (through its affiliated managing dealer) began soliciting subscriptions for the sale of its common shares. At December 31, 2002, no shares had been sold in the offering.

As of March 24, 2003 the Company has not acquired, nor does it have any commitments to acquire, any Lodging Investments.

Types of Lodging Investments

Our Lodging Investments will generally fall into one of the following categories:

Primary Investment Category

1.         Existing chain-operated or franchised full-service hotels, with long-term management agreements and/or franchise agreements in place. We will look for Lodging Investments in this category that we believe have experienced temporary downturns in operations from both cyclical and September 11, 2001 impacts. These assets will otherwise be reasonably well-operated by either a national hotel franchise operator, or a well-qualified independent operator, and be affiliated with a nationally recognized hotel franchise.

2.         Existing full-service hotels with long-term franchise agreements, but management that can be replaced with an operator selected by Sandalwood and approved by the franchisor. We plan to partner with operators who have successful track records and are interested in growing their management business. These operators may provide financial incentives for us to hire them, such as a management fee structure favorable to us, an equity investment in the hotels or an equity investment in Sandalwood. Operators will also have a strong financial incentive, through an incentive fee structure based on profitability of the hotels, to improve revenues and operating profits at the hotels.

3.         Independently-operated, full-service hotels, where we believe a change in brand or management will substantively improve both revenues and operating profit.

Secondary Investment Category

Mortgage debt secured by full-service hotels. We may invest in whole mortgages secured by full-service hotels where:

•          The mortgage gives Sandalwood the means to foreclose on and own the underlying hotel. In such a case, we may look to bring in either new management or a different hotel franchise, or both, to improve the operations of the hotel; or

•          A significant portion of the return from the mortgage comes from a participation interest in the profits of the underlying hotel; or

•          Owning the mortgage will result in the hotel being consolidated on Sandalwood’s balance sheet for accounting purposes.

Tertiary Investment Category

Sandalwood may also invest up to 15% of its net asset value, as defined, in:

1.         Stock in publicly-traded lodging companies, where we believe the underlying net asset value of the company exceeds the public equity value of the company.

2.         Debt of publicly-traded lodging companies, where we believe the public debt markets have undervalued the debt of the company. We will make such an investment primarily based upon our analysis of the relative financial condition of the company and based upon historical yields for debt of the company. Parameters for this type of investment will generally be:

•          A stated maturity of less than five years;

•          A yield-to-maturity which represents an attractive spread (relative to historical norms) over comparable maturities of US Treasury securities; and

•          Historical rating of BB or better (or the equivalent thereof) by Standard and Poor’s, Moody’s, Fitch, or Duff & Phelps.

3.         Other mortgage debt, in addition to the whole mortgage debt noted above under the Secondary Investment Category, Sandalwood may invest in other mortgage debt. We will not invest in any mortgage-backed securities.

We believe we can purchase Lodging Investments in the current economic environment at discounts to the estimated replacement cost of the underlying assets and at lower multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for those assets relative to recent historical ranges. However, even if we are able to acquire full-service hotels at these levels, further economic conditions beyond our control may have an impact on profitability and the returns on our investments.

Lodging Industry Overview

Hotels are part of a unique class of real estate. Most other classes of real estate derive virtually all of their value from the appreciation in the underlying land and buildings, with only a small portion of the value derived from the day-to-day operation of the asset. This is primarily due to the longer-term nature of the tenant leases in other non-hotel classes of real estate. For example, in an office building or retail mall, the majority of tenants sign long-term leases. Consequently, cash flow from these real estate uses is less volatile, since daily operations are minimal and are directed towards servicing their long-term tenants as opposed to generating income.

Hotel ownership, however, derives a significant amount of value from the on-going operation of the asset, since the “tenants” (i.e., hotel guests) change on almost a daily basis. Therefore, the hotel manager and hotel franchise affiliation must be chosen with utmost care, since a hotel room must be “re-rented” nearly every night. All operations will be closely monitored to ensure the hotel’s profitability.

Competition

The hotel industry is characterized by intense competition, however, no one operator of hotels is dominant within the market. Major operators and franchisors of hotels include Marriott, Hilton, Sheraton, Hyatt and Westin. Operators of Sandalwood hotels will compete with independently owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations.

There are thousands of hotel owners throughout the United States and Sandalwood will be in competition with many other persons and entities both to locate suitable Lodging Investments and to locate purchasers for its Lodging Investments. We may compete with some of the publicly-traded REITs. These and other competitors have financial resources greater than ours and established relationships with major operators and franchisors of hotels. Sandalwood also will compete with other financing sources such as banks, mortgage lenders and sale/leaseback companies for suitable Lodging Investments and tenants. While there are several large hotel

REITs which have large holdings of domestic hotels, no one owner could be considered dominant as competition for Sandalwood. The principal methods upon which Sandalwood will compete are pricing, its ability to close a purchase of a Lodging Investment, the ease and terms of documentation, terms of management and lease agreements and its ability to maintain and/or attract a major new franchisor.

The Advisory Agreement

Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of Sandalwood, including managing Sandalwood’s bookkeeping and accounting functions, serving as Sandalwood’s consultants in connection with policy decisions to be made by the Board of Directors, asset managing Sandalwood’s Lodging Investments, and rendering other services as the Board of Directors deems appropriate. The Advisor is subject to the supervision of Sandalwood’s Board of Directors and has only such functions as are delegated to it by the Board of Directors.

Sandalwood will reimburse the Advisor for all of the costs it incurs, contingent upon a successful closing of the sale of the Company’s common stock, in connection with the services provided to Sandalwood, including, but not limited to:

•          Organizational and offering expenses, which include expenses attributable to preparing the documents relating to this offering, escrow arrangements, filing fees, printing and mailing, entity formation and expenses attributable to selling the shares;

•          Acquisition and transaction expenses, which are defined to include expenses in connection with the acquisition of Lodging Investments;

•          The actual cost of services, goods and materials used by Sandalwood and obtained from entities not affiliated with the Advisor, including brokerage fees paid in connection with the purchase and sale of securities;

•          Interest and other costs for borrowed money, including commitment fees, appraisals and other similar fees and transaction expenses;

•          Costs associated with insurance required in connection with the business of Sandalwood or by the directors (including directors’ and officers’ insurance);

•          Expenses of managing and operating Lodging Investments owned by Sandalwood, if payable to an affiliate of Sandalwood or a non-affiliated person;

•          All expenses in connection with payments to the directors and meetings of the directors and stockholders;

•          Expenses associated with listing or with the issuance and distribution of shares and securities, such as selling commissions and fees, advertising expenses, taxes, legal and accounting fees, listing and registration fees, and other offering expenses;

•          Expenses connected with payments of distributions in cash or otherwise made to the stockholders;

•          Expenses of organizing, revising, amending, converting, modifying, or terminating Sandalwood, its affiliates, or their organizational documents;

•          Expenses of maintaining communications with stockholders, including the cost of web site maintenance and online reporting, investor relations and preparation, printing and mailing of annual reports and other stockholder reports, proxy statements and other reports required by governmental entities;

•          Administrative service expenses (including rent, telephone, postage and mailing, utilities, human resources administration, information technology consulting, equipment leasing, office supplies and personnel costs; provided, however, that no reimbursement shall be made for services performed by Messrs. Gordon and Greene and Ms. O’Hare for which the Advisor otherwise receives a separate fee); and

•          Audit, accounting, tax preparation and legal fees.

The Operating Agreement

Sandalwood and the Advisor have entered into an operating agreement (the “Operating Agreement”) for the day-to-day management and operation of SLLC, a majority owned subsidiary of Sandalwood. The Advisor will be the managing member of SLLC. Under the terms of the Operating Agreement, the Advisor as managing member has responsibility for the day-to-day operations of SLLC, including administering its bookkeeping and accounting functions, making policy decisions, asset managing its Lodging Investments, and rendering other services.

Sandalwood or SLLC will reimburse the Advisor for all of the costs it incurs in connection with the services provided pursuant to the Operating Agreement, including, but not limited to:

•          Purchasing, leasing or otherwise acquiring any furniture, furnishings, equipment or other property which the Advisor deems necessary or appropriate for use in connection with the business of SLLC;

•          Executing or amending any agreements, leases and other contracts in the name and on behalf of SLLC;

•          Incurring indebtedness in the name and on behalf of SLLC, but only if such indebtedness has been approved by the members or falls within one of a number of exceptions;

•          Obtaining refinancing of existing indebtedness of SLLC or prepaying any borrowing of SLLC in whole or in part;

•          Entering into contracts with any employees, managing agents, accountants, attorneys, appraisers, surveyors, brokers, financial advisers or others, to render services to SLLC as employees or independent contractors at SLLC’s expense;

•          Terminating any contract contemplated in the Operating Agreement at any time without notice to anyone;

•          Executing and delivering any deeds, assignments, leases, subleases, options, management contracts, maintenance contracts, promissory notes, mortgages, deeds of trust, security agreements or other instruments of any kind or character relating to or affecting the business of SLLC or its assets;

•          Receiving, maintaining and disbursing SLLC funds, and, pending disbursement, invest such funds in federally insured bank accounts, money market accounts, time deposits, short-term governmental obligations, commercial paper or in such other manner as the members, acting by majority vote, may approve; and

•          Taking any actions which the Advisor deems necessary or appropriate in connection with any of the foregoing.

Major decisions, including the following, require the consent of Sandalwood and will be determined by a majority vote of the directors of Sandalwood as the 99.999% owner of SLLC:

•          The sale of all, or substantially all, of the assets of SLLC;

•          Incurrence of Indebtedness in excess of $250,000 (except for trade payables, and the refinancing of existing loans);

•          The acquisition or sale of property in excess of $250,000;

•          The amendment or modification of SLLC’s certificate of formation;

•          Dissolution or liquidation of SLLC; and

•          Changes in allocations or distributions.

The Barceló Crestline Transaction

On December 6, 2002, we entered into a strategic relationship with Barceló Crestline Corporation (“Barceló Crestline”), one of the 20 largest independent hotel management companies in the United States. This relationship provides Sandalwood with a number of important strategic benefits, including (a) a long-term relationship with an established and reputable hotel management company; (b) a $3 million commitment by Barceló Crestline to purchase the Company’s common stock; (c) the benefits of Barceló Crestline’s extensive experience, contacts and market knowledge in the lodging industry; (d) acquisition advisory services on potential hotel acquisitions, including but not limited to, market and feasibility analysis, due diligence and property sourcing referrals, through Barceló Crestline’s development and acquisition department; (e) referral of acquisition opportunities which may be assigned to Sandalwood by Barceló Crestline; (f) a pre-negotiated form of hotel management agreement to reduce the time and expense of securing a manager upon acquisition of certain hotels; and (g) potential other organizational resources sharing between Sandalwood and Barceló Crestline.

The agreements provide for Sandalwood with: (a) provision of quality hotel management services; (b) a $3 million investment by Barceló Crestline in Sandalwood, which is subject to transfer restrictions; (c) access to acquisition advisory services; and (d) up to $1 million of up-front risk capital.

In return, Sandalwood has agreed to give Barceló Crestline (a) a right of first refusal to manage certain of Sandalwood’s acquired hotels; (b) payment of a $200,000 acquisition services fee annually; and (c) 150,000 shares of Sandalwood common stock.

Employees

We will rely on the expertise of our officers and directors as well as the Advisor and do not intend to have any employees.

Item 2.             Description of Property

Through the date of this report, we neither own nor lease any property.

Upon the initial closing of the offering of the Company’s common stock, the Company intends to identify and acquire Lodging Investments in the full-service hotel sector. A full-service hotel is a hotel that has restaurant food and beverage service as well as conference or meeting facilities, and is included in the following categories as defined by Smith Travel Research:

•          Upper Upscale (including luxury)

•          Upscale

•          Midscale with Food and Beverage

Sandalwood intends to invest the net offering proceeds primarily in high-quality properties of selected national and regional full-service hotel franchises or in properties where opportunities exist to re-brand such hotels. Sandalwood believes that attractive opportunities exist to acquire full-service hotels in suburban, urban, airport and resort locations. Sandalwood also may purchase stock and other equity interests in companies or other entities that own full-service hotels, where we believe such stock or other equity interests are undervalued. We may also invest in debt secured by hotels in the full-service segment of the hotel industry. Sandalwood’s investments in stock and other equity interests and in debt secured by full-service hotels may be subordinate to interests of third parties, but Sandalwood will not make any Lodging Investments that are subordinate to any mortgage, other indebtedness or equity interest of the Advisor, the directors, or affiliates of the Advisor. Investments in stock, other equity interests and in debt secured by full-service hotels is limited to a maximum of 15% of Sandalwood’s net asset value, as defined.

The Company intends to lease its full-service hotel properties to taxable REIT subsidiaries of SLLC, which will contract with third party hotel operators to manage the properties.

Sandalwood intends to obtain long-term financing with regard to some or all of our Lodging Investments. We may incur indebtedness of up to 50% of the Lodging Investments’ aggregate value, though such debt limitation does not apply to individual properties and may be amended by the Board without the consent of stockholders.

Item 3.             Legal Proceedings

We are not currently involved in nor, to our knowledge, currently threatened with any material litigation.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.             Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock has not commenced trading on any exchange. The Company has made application and received a conditional commitment to list its shares of common stock on the American Stock Exchange under the symbol “SND.”

Item 6.             Management’s Plan of Operation

The Company is currently offering its common stock for sale through an affiliated managing dealer. The Company currently has no operations and has not acquired, nor does it have any commitments to acquire, any Lodging Investments. Currently, all costs associated with the offering of the Company’s common stock are being funded by the Advisor. The Company is not obligated to reimburse any such expenses to the Advisor until there is an initial closing on the offering of the Company’s common stock.

Pursuant to the closing of the offering of the Company’s common stock, the Company intends to identify and acquire Lodging Investments in the full-service hotel sector. Our primary investment objectives are to:

•          Invest in Lodging Investments which we believe will generate attractive yields and enable us to pay regular quarterly dividends to stockholders.

•          Create appreciation of Lodging Investments.

•          Provide liquidity for our investors.

•          Preserve invested capital.

•          Maintain tax efficiency.

Item 7.             Financial Statements

Our balance sheet as of December 31, 2002 and the report of KPMG LLP, independent auditors, are included under Item 13(b) of this report.

Item 8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.             Directors and Executive Officers of the Registrant

Directors and Executive Officers

The Company’s directors and executive officers are listed below:

Name	Age	Position with Sandalwood

Bryan E. Gordon	41	Chairman of the Board, Managing Director

Douglas H.S. Greene	42	Vice Chairman of the Board, Managing Director, Chief Investment Officer and Treasurer

Barbara A. O’Hare	40	Director, President and Chief Operating Officer

Independent Director	—	To be identified prior to initial closing

Independent Director	—	To be identified prior to initial closing

Independent Director	—	To be identified prior to initial closing

Christopher G. Townsend	55	Secretary

Bryan E. Gordon has served as Chairman and Managing Director since 2002 and is a founder/promoter of Sandalwood and the Advisor. Mr. Gordon also serves as the Chairman, Managing Director and Chief Risk Officer of Madison Capital Management, LLC (“MCM”), a value-oriented investment management firm based in New York. Mr. Gordon has 19 years of experience in the fields of investment management, investment banking and management consulting, emphasizing real estate and other asset-based finance. Prior to co-founding MCM in 1996, he specialized in equity and debt financings, mergers and acquisitions, roll-up and formation transactions, and restructurings for REIT’s, corporations, joint ventures and partnerships. As an investment banker at Smith Barney, Inc. and Bear, Stearns & Co., Inc., Mr. Gordon represented numerous lodging companies, including Marriott Corporation, Hotel Investors Trust (now Starwood Lodging), Red Lion Inns, LaQuinta and Prime Motor Inns, and numerous REITs, including Public Storage, Kimco Realty, Omega Healthcare Investors and Chelsea/GCA Realty. Mr. Gordon earned an MBA degree from Columbia University’s Graduate School of Business and a BSE degree, cum laude, from the Wharton School of the University of Pennsylvania.

Douglas H. S. Greene has served as the Vice Chairman, Managing Director, Chief Investment Officer and Treasurer since 2002 and is also a founder/promoter of Sandalwood and the Advisor.

Mr. Greene is also the Managing Member of Haberhill LLC, the parent of Haberhill Lodging Ventures LLC. Mr. Greene has over 20 years of experience in lodging finance, acquisition, disposition and asset management, with Haberhill and Marriott/Host Marriott Corporation. Specifically, he has completed acquisition and disposition transactions with an aggregate value in excess of $3 billion, utilizing debt purchases and foreclosures, negotiated prepackaged bankruptcies and partnerships roll-ups. Additionally, he had oversight responsibility for the asset management for approximately 250 hotels, and financed over $1 billion of debt. Mr. Greene earned a BS degree from Cornell University’s School of Hotel Administration.

Barbara A. O’Hare has served as President and Chief Operating Officer since 2002 and is a founder/promoter of Sandalwood and the Advisor. Ms. O’Hare also serves as the Chief Operating Officer and a Partner of MCM. Ms. O’Hare’s 15-year background in business management has emphasized the areas of new product development, strategic marketing, global branding, investor relations, total quality management, sales management and corporate strategy formation. Prior to joining MCM in 2000, Ms. O’Hare’s experience included serving at MessageMedia, an online communications company, Tokheim Corporation, an ISO 9000-registered manufacturer of retail gasoline distribution systems, Grant Thornton LLP, the fifth largest international accounting firm, Safeguard Business Systems, Inc., a manufacturer of accounting software and business forms, Pitney Bowes, Inc. and Northwestern Mutual Life. Ms. O’Hare earned a BS degree in Communications from Southern Oregon University and an MBA degree from Columbus University.

Christopher G. Townsend has served as the Secretary of Sandalwood since 2002 and is a partner at Patton Boggs LLP. Mr. Townsend joined the law department of Marriott Corporation (now Host Marriott Corporation) in 1982 as a senior attorney. In 1986 he was made Assistant General Counsel; in 1993 he was made Deputy General Counsel; and in 1996, he was elected General Counsel, a position in which he served until 2001. Host Marriott is a REIT and one of the premier hospitality real estate companies in the world. While at Host Marriott, Mr. Townsend specialized in acquiring and financing lodging real estate throughout the world. Since joining Patton Boggs in 2001, Mr. Townsend’s practice has been in real estate and corporate law.

Committees of the Board of Directors

Sandalwood has a standing Audit Committee, the members of which are selected by the full Board of Directors each year. The Board of Directors will contain at least three or more independent directors, at least three of whom will serve on the Audit Committee. The Audit Committee makes recommendations to the Board of Directors in accordance with those of the independent accountants of Sandalwood. However, the full Board of Directors shall review with such accounting firm the scope of the audit and the results of the audit upon its completion.

At such time as necessary, Sandalwood will form other committees, the members of which will be selected by the full Board of Directors each year.

Item 10.           Executive Compensation

We do not pay any compensation to our officers and directors who are not independent directors. We anticipate paying our independent directors, when identified, fees for their services as directors.

Item 11.           Security Ownership of Certain Beneficial Owners and Management

As of the date of this report, the Company’s only shareholder is Christopher G. Townsend, who serves as the Company’s Secretary. Mr. Townsend owns 1 share of the Company’s common stock, which represents 100% of issued and outstanding shares. Mr. Townsend’s address is 8484 Westpark Drive, Suite 900, McLean, Virginia 22102.

Item 12.           Certain Relationships and Related Transactions

None.

Item 13.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)        Exhibits.

Certain of the following exhibits were previously filed as exhibits to our Registration Statement on Form S-11 filed by us and are incorporated herein by reference as indicated below.

1.1*    Form of Managing Dealer Agreement

3.1*    Form of Sandalwood Lodging Investment Corporation Articles of Incorporation

3.2*    Form of Sandalwood Lodging Investment Corporation Bylaws

4.1*    Reinvestment Plan

4.2*    Specimen of Common Stock Certificate of Sandalwood Lodging Investment Corporation

5.1*    Opinion of Patton Boggs LLP as to the legality of the securities being registered by Sandalwood Lodging Investment Corporation

8.1*    Opinion of Patton Boggs LLP regarding certain material tax issues relating to Sandalwood Lodging Investment Corporation

10.1*  Form of Escrow Agreement between Sandalwood Lodging Investment Corporation and U.S. Bank National Association

10.2*  Form of Advisory Agreement among Sandalwood Lodging Investment Corporation and Sandalwood Lodging, LLC and [SLTRS – Taxable REIT Subsidiary] and Sandalwood Hospitality Advisors, LLC

10.3*  Form of Subscription Agreement

10.4*  Form of Operating Agreement of Sandalwood Lodging, LLC

10.5*  Form of Operating Agreement of Sandalwood Hospitality Advisors, LLC

10.6+  Right of First Refusal and Services Agreement

99.1    Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*          Previously filed with the Company’s Registration Statement on Form S-11

+         Confidential treatment has been requested with respect to the portions of the Agreement indicated with brackets and asterisks [***]. A complete copy of this agreement, including the redacted portions, has been separately filed with the Securities and Exchange Commission.

b)        Financial Statements.

Please see the Company’s balance sheet at December 31, 2002 on page F-2 of this report.

c)        No reports on Form 8-K were filed during the last quarterly period covered by this report.

Item 14.           Controls and Procedures

a)        Evaluation of disclosure controls and procedures.

Based on evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that Sandalwood’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b)        Changes in internal controls.

There were no significant changes in Sandalwood’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD LODGING INVESTMENT CORPORATION
By:	/s/ BRYAN E. GORDON

Bryan E. Gordon, Chairman of the Board and Managing Director

Date: April 9, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRYAN E. GORDON	Chairman of the Board and Managing Director (Principal Executive Officer)	April 9, 2003

Bryan E. Gordon

/s/ DOUGLAS H.S. GREENE	Vice Chairman, Managing Director, Chief Investment Officer and Treasurer (Principal Financial and Accounting Officer)	April 9, 2003

Douglas H.S. Greene

/s/ BARBARA A. O’HARE	Director, President and Chief Operating Officer	April 9, 2003

Barbara A. O’Hare

Independent Auditors’ Report

The Board of Directors
Sandalwood Lodging Investment Corporation:

We have audited the accompanying balance sheet of Sandalwood Lodging Investment Corporation (the “Company”) as of December 31, 2002. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of a balance sheet includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit of a balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Sandalwood Lodging Investment Corporation as of December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
March 21, 2003

SANDALWOOD LODGING INVESTMENT CORPORATION

Balance Sheet

December 31, 2002

Assets:
Cash	$1,000

Commitments and contingencies

Stockholder’s Equity:
Common stock, par value $.10 per share; authorized 10,000 shares; 1 share issued and outstanding	$1
Additional paid-in-capital	999

Total stockholder’s equity	$1,000

See accompanying notes to balance sheet.

SANDALWOOD LODGING INVESTMENT CORPORATION

Notes to Balance Sheet

December 31, 2002

(1)       Organization

Sandalwood Lodging Investment Corporation (the Company) is a Maryland corporation that was incorporated on May 6, 2002 and was initially capitalized on such date through the sale of one share of common stock for $1,000. The Company was organized for the purpose of acquiring properties and financial assets within the full-service segment of the lodging industry (Lodging Investments). The Company has had no operations to date other than matters relating to its organization and registration under the Securities Act of 1933. The Company intends to generate income for distribution to its stockholders primarily from its Lodging Investments, as described in the Prospectus.

On November 6, 2002, the Company’s Registration Statement on Form S-11 covering a public offering of up to 10,000,000 common shares (exclusive of 1,000,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $20 per share was declared effective under the Securities Act of 1933. Subsequently, the Company (through its affiliated managing dealer) began soliciting subscriptions for the sale of its common shares. At December 31, 2002, no shares had been sold in the offering.

The Company intends to use net offering proceeds to acquire 99.999% of the membership interests in Sandalwood Lodging, LLC (SLLC). Sandalwood Hospitality Advisors, LLC (the Advisor) will own the remaining .001% of SLLC and will serve as SLLC’s managing member. SLLC currently has no investments or operations. The Company plans to consolidate the results of the operations of SLLC as the Company will have the ability to control SLLC through its rights to remove the Advisor at its discretion and the requirement for the Company’s consent relating to all major decisions proposed by the Advisor.

(2)       Summary of Significant Accounting Policies

(a)     Use of Estimates

The preparation of the balance sheet in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions regarding assets and other matters that affect the balance sheet and related disclosures. Actual results could differ from those estimates.

(b)     Income Taxes

The Company intends to elect to be taxed as a real estate investment trust under the provisions of the Internal Revenue Code.

(3)       Deferred Organization Expenses and Offering Costs

Contingent on the completion of the contemplated public offering for which a Registration Statement has been declared effective by the Securities and Exchange Commission, the Company will be liable for reimbursing Sandalwood Hospitality Advisors LLC (the

SANDALWOOD LODGING INVESTMENT CORPORATION

Notes to Balance Sheet

December 31, 2002

Advisor) for organization, administrative and offering expenses incurred on its behalf. The Company will charge to expense organization and offering costs. Offering costs in connection with the public offering will be charged against the proceeds of the offering. Through December 31, 2002, expenses incurred in connection with the public offering of the Company’s common stock were no more than approximately $2,417,000, substantially all of which were offering costs. Included, in this amount is approximately $922,000 in charges from one service provider, which charges have been disputed. Through the date of this report, the offering of the Company’s common stock had not been completed.

(4)       Transactions with Affiliates

The Company has entered into an advisory agreement (the Advisory Agreement), under which the Advisor will provide the Company with services including management, acquisition, financing, disposition, asset management, strategic planning and administrative services, and day-to-day business operations management, subject to the supervision of the Company’s Board of Directors. Pursuant to the Advisory Agreement, the Company will pay the Advisor an asset management fee, quarterly in advance, equal to 2.5% of the Company’s total asset value (based on an annual independent appraisal of long-term assets and a quarterly generally accepted accounting principles valuation of current assets). Under the Advisory Agreement, 50% of the asset management fee payable to the Advisor is subordinated to an annual return of 8%, as defined, to the Company’s stockholders. Additionally, the Advisor may defer any portion of the asset management fee, at its sole discretion. Any subordinated or deferred asset management fees will bear interest at the prime rate, as defined, and will be payable out of the Company’s cash available for distribution and capital proceeds, as defined. Under the Advisory Agreement, the Company will reimburse the Advisor for all of the costs it incurs in connection with services provided to the Company. The Advisor has not incurred any such expenses through the date of this report.

In connection with the completion of the contemplated public offering, the Company has reserved $1,500,000 of common stock, offered for sale at the offering price, net of selling commissions, for issuance to the Advisor.

(5)       The Barceló Crestline Transaction

In December, 2002, the Company and the Advisor entered into a right of first refusal and services agreement (ROFR Agreement) with Barceló Crestline Corporation and its subsidiaries (Barceló Crestline). The ROFR Agreement provides Barceló Crestline a right of first refusal to provide management services, as defined, under certain circumstances, for hotels purchased by the Company. Under a separate stock purchase and rights agreement, Barceló Crestline has agreed to purchase $3,000,000 of the Company’s common stock when total third party subscriptions and deposits from the offering of the Company’s common stock have reached $48,000,000. In return for providing Barceló Crestline the right of first refusal to provide management services to the Company’s hotels, Barceló Crestline has agreed to advance to Sandalwood or the Advisor (whichever has incurred the expense) an amount (as and when required) equal to 40% of the Company’s stock offering costs, as defined, up to a total of $1,000,000. Upon an initial closing on the offering of the Company’s common stock, such amounts advanced to Sandalwood or the Advisor will be credited towards Barceló Crestline’s purchase of the Company’s common stock. In the event that no closing on the offering of the Company’s common stock occurs, Sandalwood and the Advisor have no obligation to return any funds advanced by Barceló Crestline.

F-4