Form 10QSB
period 2003-03-31
SANDALWOOD LODGING INVESTMENT CORP
filed 2003-05-15
CIK 1174166

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-31462

SANDALWOOD LODGING INVESTMENT CORPORATION

(Exact name of small business issuer in its charter)

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

Yes ☒ No ☐

At May 12, 2003, there was one share of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SANDALWOOD LODGING INVESTMENT CORPORATION

SIGNATURES	7

CERTIFICATIONS	8

EXHIBIT 99.1	12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDALWOOD LODGING INVESTMENT CORPORATION

Balance Sheets

	As of March 31, 2003 (unaudited)	As of December 31, 2002

Assets:
Cash	$1,000	1,000

Liabilities:
Expense reimbursements due to Advisor	$40,808	—

Stockholder’s Deficit:
Common stock, par value $.10 per share; authorized 10,000 shares; 1 share issued and outstanding	$1	1
Additional paid-in-capital	999	999
Accumulated deficit	(40,808)	—

Total stockholder’s deficit	(39,808)	1,000

Commitments and contingencies
Total liabilities and stockholder’s deficit	$1,000	1,000

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

Statement of Operations
For the Three Months Ended March 31, 2003
(unaudited)

Revenue	$—

Costs and expenses:
General and administrative	23,206
Organizational expenses	17,602

Total costs and expenses	40,808

Net loss	$(40,808)

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

Statement of Cash Flows
For the Three Months Ended March 31, 2003
(unaudited)

Cash flows from operating activities:
Net loss	$(40,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in expense reimbursements due to Advisor	40,808

Net cash flows from operating activities	—
Cash flows from investing activities-
Net cash flows from investing activities	—
Cash flows from financing activities-
Net cash flows from financing activities	—

Change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	1,000

Cash and cash equivalents, end of period	$1,000

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

Notes to Financial Statements

March 31, 2003

Note 1 - Organization

Sandalwood Lodging Investment Corporation (the Company) is a Maryland corporation that was incorporated on May 6, 2002 and was initially capitalized on such date through the sale of one share of common stock for $1,000. The Company was organized for the purpose of acquiring properties and financial assets within the full-service segment of the lodging industry (Lodging Investments). The Company has had no operations to date other than matters relating to its organization and registration under the Securities Act of 1933 and certain general and administrative costs. The Company intends to generate income for distribution to its stockholders primarily from its Lodging Investments, as described in the Company’s Prospectus.

Note 2 - Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited balance sheet dated December 31, 2002, included in our annual report on Form 10-KSB.

Management believes that the accompanying financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments necessary to present fairly the operations and cash flows for the period presented.

Note 3 - Public Offering

On November 6, 2002, the Company’s Registration Statement on Form S-11 covering a public offering of up to 10,000,000 common shares (exclusive of 1,000,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $20 per share was declared effective under the Securities Act of 1933. Subsequently, the Company (through its affiliated managing dealer) began soliciting subscriptions for the sale of its common shares. At March 31, 2003, no shares had been sold in the offering.

Note 4 – Contingencies and Related Party Transactions

Contingent on the completion of the public offering for which a Registration Statement has been declared effective by the Securities and Exchange Commission, the Company will be liable for reimbursing Sandalwood Hospitality Advisors LLC (the Advisor) for organization, administrative and offering expenses incurred on its behalf. The Company expenses administrative and organizational costs as incurred. During the three months ended March 31, 2003, the Company incurred operating and organizational expenses of approximately $41,000, which were funded by the Advisor. Such amounts are reflected as expense reimbursements due to Advisor on the Company’s balance sheet at March 31, 2003. Offering costs in connection with the public offering will be charged against the proceeds of the offering. Through March 31, 2003,

SANDALWOOD LODGING INVESTMENT CORPORATION

Notes to Financial Statements

March 31, 2003

expenses incurred in connection with the public offering of the Company’s common stock were no more than $2,875,000 (excluding the $41,000 of administrative and organizational expensed by the Company). Included in this amount is approximately $926,000 of charges from one service provider which have been disputed.

Item 2.   Management’s Plan of Operation

This Form 10-QSB quarterly report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our expectations reflected in the forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include general economic, business and market conditions, changes in federal and local laws and regulations and increased competitive pressures.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We are not currently involved in nor, to our knowledge, currently threatened with any material litigation.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a)

Exhibits

99.1

Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)

No reports on Form 8-K were filed during the last quarterly period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD LODGING INVESTMENT CORPORATION
Date: May 15, 2003	/s/ BRYAN E. GORDON

Bryan E. Gordon Chairman of the Board and Managing Director

Date: May 15, 2003	/s/ DOUGLAS H.S. GREENE

Douglas H.S. Greene Vice Chairman, Managing Director, Chief Investment Officer and Treasurer

Certification Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, Bryan E. Gordon, Chairman of the Board and Managing Director of Sandalwood Lodging Investment Corporation (the Company or the Registrant), does hereby certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Sandalwood Lodging Investment Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ BRYAN E. GORDON

Bryan E. Gordon, Chairman of the Board and Managing Director

Certification Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, Douglas H.S. Greene, Vice Chairman, Managing Director, Chief Investment Officer and Treasurer of Sandalwood Lodging Investment Corporation (the Company or the Registrant), does hereby certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Sandalwood Lodging Investment Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

d.

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

e.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 15, 2003	/s/ DOUGLAS H.S. GREENE

Douglas H.S. Greene, Vice Chairman, Managing Director, Chief Investment Officer and Treasurer