Form 10QSB
period 2003-06-30
SANDALWOOD LODGING INVESTMENT CORP
filed 2003-08-14
CIK 1174166

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-31462

SANDALWOOD LODGING INVESTMENT CORPORATION
(Exact name of small business issuer in its charter)

Maryland	01-0690557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11790 Glen Road Potomac, Maryland	20854
(Address of Principal Executive Offices)	(Zip Code)

(800) 817-7263
(Issuer’s Telephone Number, Including Area Code)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          At August 11, 2003, there was one share of the issuer’s common stock outstanding.

          Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SANDALWOOD LODGING INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SANDALWOOD LODGING INVESTMENT CORPORATION

Balance Sheets

	As of June 30, 2003 (unaudited)	As of December 31, 2002

Assets:
Cash	$1,000	1,000

Liabilities:
Expense reimbursements due to Advisor	$56,601	—

Stockholder’s Deficit:
Common stock, par value $.10 per share; authorized 10,000 shares; 1 share issued and outstanding	$1	1
Additional paid-in-capital	999	999
Accumulated deficit	(56,601)	—

Total stockholder’s deficit	(55,601)	1,000

Commitments and contingencies
Total liabilities and stockholder’s deficit	$1,000	1,000

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

Statements of Operations
(unaudited)

	For the three months ended June 30, 2003	For the six months ended June 30, 2003

Revenue	$—	$—

Costs and expenses:
General and administrative	15,793	38,999
Organizational expenses	—	17,602

Total costs and expenses	15,793	56,601

Net loss	$(15,793)	$(56,601)

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

Statement of Cash Flows
(unaudited)

For the six months ended June 30, 2003

Cash flows from operating activities:
Net loss	$(56,601)
Adjustment to reconcile net loss to net cash flows from operating activities-increase in expense reimbursements due to Advisor	56,601

Net cash flows from operating activities	—
Cash flows from investing activities	—
Cash flows from financing activities	—

Change in cash	—
Cash, beginning of period	1,000

Cash, end of period	$1,000

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

Notes to Financial Statements

June 30, 2003

Note 1 - Organization

Sandalwood Lodging Investment Corporation (the Company) is a Maryland corporation that was incorporated on May 6, 2002 and was capitalized on such date through the sale of one share of common stock for $1,000.  The Company was organized for the purpose of acquiring properties and financial assets within the full-service segment of the lodging industry (Lodging Investments). The Company has had no operations to date other than matters relating to its organization and registration under the Securities Act of 1933 and certain general and administrative costs. The Company intends to generate income for distribution to its stockholders primarily from its Lodging Investments, as described in the Company’s Prospectus.

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

Note 3 - Public Offering

On November 6, 2002, the Company’s Registration Statement on Form S-11 covering a public offering of up to 10,000,000 common shares (exclusive of 1,000,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $20 per share was declared effective under the Securities Act of 1933.  Subsequently, the Company (through its affiliated managing dealer) began soliciting subscriptions for the sale of its common shares.  At June 30, 2003, no shares had been sold in the offering.

Note 4 - Contingencies and Related Party Transactions

Contingent on the completion of the public offering for which a Registration Statement has been declared effective by the Securities and Exchange Commission, the Company will be liable for reimbursing Sandalwood Hospitality Advisors LLC (the Advisor) for organization, administrative and offering expenses incurred on its behalf.  The Company expenses administrative and organizational costs as incurred.  During the three and six months ended June 30, 2003, the Company incurred general and administrative and organizational expenses of approximately $16,000 and $57,000, respectively, which were funded by the Advisor.  Such amounts are reflected as expense reimbursements due to Advisor on the Company’s balance sheet at June 30, 2003.  Offering costs incurred in connection with the public offering will be charged against the

SANDALWOOD LODGING INVESTMENT CORPORATION

Notes to Financial Statements

June 30, 2003

proceeds of the offering.  Through June 30, 2003, expenses incurred in connection with the public offering of the Company’s common stock were no more than $3,190,000 (excluding the $57,000 of general and administrative and organizational costs expensed by the Company). Included in this amount is approximately $926,000 of charges from one service provider which are being disputed.

As of July 24, 2003, the Company, the Advisor and Barceló Crestline Corporation (Barceló) mutually agreed to terminate their strategic relationship entered into during December 2002. In connection with this termination, Barceló agreed, among other things, to provide the Advisor with remaining amounts due to fully fund the $1 million agreed to under the strategic relationship agreements. The Advisor issued a promissory note in the principal amount of $1 million payable at the earlier of a closing on the offering of the Company’s common stock or December 31, 2005.  The Company has guaranteed payment on this note in cash, or at the Company’s option, through issuance of its common stock to Barceló or a combination thereof. The Company is no longer required to offer Barceló a right of first refusal to manage acquired hotel properties and Barceló is no longer required to purchase the Company’s common stock as provided in the strategic relationship agreements.

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

The Company is currently offering its common stock for sale through an affiliated managing dealer.  The Company currently has no operations and has not acquired, nor does it have any commitments to acquire, any Lodging Investments.  Currently, all costs associated with the offering of the Company’s common stock are being funded by the Advisor.  The Company is not obligated to reimburse any such expenses to the Advisor until there is an initial closing on the offering of the Company’s common stock. As discussed in Note 4 to the financial statements, pursuant to a guarantee of the promissory note issued by the Advisor to Barceló Crestline Corporation (Barceló), the Company may be obligated to pay $1 million in cash, common stock or a combination thereof to Barceló if a closing of the offering of the Company’s common stock is not completed by December 31, 2005.

Upon a closing of the offering of the Company’s common stock, the Company intends to identify and acquire Lodging Investments in the full-service hotel sector.

Item 3.     Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently involved in nor, to our knowledge, currently threatened with any material litigation.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibits

	10.7	Termination Agreement

	10.8	Promissory Note

	10.9	Guarantee of Sandalwood Hospitality Advisors, LLC

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed during the last quarterly period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD LODGING INVESTMENT CORPORATION

Date: August 14, 2003	/s/ BRYAN E. GORDON

Bryan E. Gordon
Chairman of the Board and Managing Director

Date: August 14, 2003	/s/ DOUGLAS H.S. GREENE

Douglas H.S. Greene
Vice Chairman, Managing Director, Chief Investment Officer and Treasurer