Form 10QSB
period 2003-09-30
SANDALWOOD LODGING INVESTMENT CORP
filed 2003-11-14
CIK 1174166

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-31462

SANDALWOOD LODGING INVESTMENT CORPORATION

(Exact name of small business issuer in its charter)

Maryland	01-0690557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11790 Glen Road	20854
Potomac, Maryland	(Zip Code)
(Address of Principal Executive Offices)

(800) 817-7263

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

At November 11, 2003, there was one share of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

SANDALWOOD LODGING INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SANDALWOOD LODGING INVESTMENT CORPORATION

(A Development Stage Company)

Balance Sheets

	As of September 30, 2003 (unaudited)	As of December 31, 2002
Assets:
Cash	$1,000	1,000

Liabilities:
Expense reimbursements due to Advisor	$72,856	—

Stockholder’s Deficit:
Common stock, par value $.10 per share; authorized 10,000 shares; 1 share issued and outstanding	$1	1
Additional paid-in-capital	999	999

Accumulated deficit	(72,856)	—

Total stockholder’s deficit	(71,856)	1,000

Commitments and contingencies

Total liabilities and stockholder’s deficit	$1,000	1,000

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended September 30, 2003	For the period May 6, 2002 (Date of Inception) to September 30, 2003
Revenue	$—	$—

Costs and expenses:
General and administrative	16,255	55,254
Organizational expenses	—	17,602

Total costs and expenses	16,255	72,856

Net loss	$(16,255)	$(72,856)

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

(A Development Stage Company)

Statement of Cash Flows

(unaudited)

For the nine months ended September 30, 2003
Cash flows from operating activities:
Net loss	$(72,856)
Adjustment to reconcile net loss to net cash flows from operating activities—increase in expense reimbursements due to Advisor	72,856

Net cash flows from operating activities	—

Cash flows from investing activities	—

Cash flows from financing activities	—

Change in cash	—

Cash, beginning of period	1,000

Cash, end of period	$1,000

See accompanying notes to financial statements.

SANDALWOOD LODGING INVESTMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

September 30, 2003

Note 1 – Development Stage Company

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

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products and/or services. Planned principal activities have not yet begun to produce significant revenues. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products/services at a profit. There is substantial doubt regarding the Company’s ability to continue as a going concern.

Note 2 – Basis of Presentation

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

Note 3 – Public Offering

On November 6, 2002, the Company’s Registration Statement on Form S-11 covering a public offering of up to 10,000,000 common shares (exclusive of 1,000,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $20 per share was declared effective under the Securities Act of 1933. Subsequently, the Company (through its affiliated managing dealer) began soliciting subscriptions for the sale of its common shares. At September 30, 2003, no shares had been sold in the offering.

SANDALWOOD LODGING INVESTMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

September 30, 2003

Note 4 – Contingencies and Related Party Transactions

Contingent on the completion of the public offering for which a Registration Statement has been declared effective by the Securities and Exchange Commission, the Company will be liable for reimbursing Sandalwood Hospitality Advisors LLC (the Advisor) for organization, administrative and offering expenses incurred on its behalf. The Company expenses administrative and organizational costs as incurred. During the three and nine months ended September 30, 2003, the Company incurred general and administrative and organizational expenses of approximately $16,000 and $73,000, respectively, which were funded by the Advisor. Such amounts are reflected as expense reimbursements due to Advisor on the Company’s balance sheet at September 30, 2003. Offering costs incurred in connection with the public offering will be charged against the proceeds of the offering. Through September 30, 2003, expenses incurred in connection with the public offering of the Company’s common stock were no more than $3,295,000 (excluding the $73,000 of general and administrative and organizational costs expensed by the Company). Included in this amount is approximately $926,000 of charges from one service provider which are being disputed.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

a)	No reports on Form 8-K were filed during the last quarterly period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD LODGING INVESTMENT CORPORATION

Date: November 14, 2003	/s/ Bryan E. Gordon Bryan E. Gordon
Chairman of the Board and Managing Director

Date: November 14, 2003	/s/ Douglas H.S. Greene Douglas H.S. Greene
Vice Chairman, Managing Director, Chief Investment Officer and Treasurer